Form 10-Q
period 2016-04-30
GETELMAN CORP.
filed 2016-06-07
CIK 1658305

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-209891

GETELMAN CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	30-0876722 IRS Employer Identification Number	8748 Primary Standard Industrial Classification Code Number

2235 E. Flamingo Rd., Suite 355,

Las Vegas, NV 89119

Tel.  725-777-0799

Email: getelmancorp@gmail.com

 (Address and telephone number of principal executive offices)

(Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 6, 2016
Common Stock, $0.001	11,570,000

2 | Page

3 | Page

Balance Sheets

ASSETS
	April 30,	January 31,
	2016 (Unaudited)	2016
CURRENT ASSETS

Cash and cash equivalents	$20,457	$ 10,056
Prepaid Rent	250	500

Total Current Assets	20,707	10,556

Non-current Assets	2,500	-

TOTAL ASSETS	$23,207	$ 10,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payable	2,172	2,172

Total Current Liabilities	2,172	2,172

Long-term notes payable	-	-

TOTAL LIABILITIES	2,172	2,172

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized,
11,570,000 issued and outstanding (10,000,000 issued and outstanding as of January 31, 2016)	11,570	10,000
Additional paid-in-capital	14,130
Accumulated deficit	(4,665)	(1,616)

Total Stockholders' Equity	21,035	8,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,207	$ 10,556

The accompanying notes are an integral part of these financial statements.

4 | Page

Statements of Operations – For the three month period ended April 30, 2016

Three months period ended April 30, 2016 (Unaudited)

REVENUES	$1,500

OPERATING EXPENSES

General and administrative	4,549

Total Operating Expenses	4,549

Net Operating Loss	(3,049)

NET LOSS	$(3,049)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,115,444

The accompanying notes are an integral part of these financial statements

5 | Page

Statements Of Cash Flows – – For the three month period ended April 30, 2016

Three months period ended April 30, 2016 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,049)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	-
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	250
Increase / (decrease) in accounts payable	-
Increase/ (decrease) in accrued liabilities	-

Net cash used in operating activities	(2,799)

Cash flows used in investing activities
Purchase of property and equipment	(2,500)
Net cash (used in) provided by investing activities	(2,500)

Cash flows provided by financing activities
Cash proceeds from sale of common stock	15,700
Payments/(Advances) on cash advances from related party	-

Net cash provided by financing activities	15,700

Net change in cash	10,401
Cash at beginning of period	10,056

Cash at end of period	$20,457

The accompanying notes are an integral part of these financial statements.

6 | Page

GETELMAN CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED APRIL 30, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GETELMAN CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 12, 2015.

The Company intends to commence operations in the business of corporate team building consulting service.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted January 31 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (July 12, 2015) to April 30, 2016 of $4,665. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2016 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended April 30, 2016.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

As of April 30 2016, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions from April 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

8 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since July 12, 2015 (Inception) through April 30, 2016, the Company’s sole officer and director loaned the Company $2,172 to pay for incorporation costs and operating expenses.  As of April 30, 2016, the amount outstanding was $2,172. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of April 30, 2016 the Company had net operating loss carry forwards of $4,665 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 Business

Our company prepares to offer event planning for the corporate market. We plan to target medium and small companies, which we refer to as clients or customers, as in most cases big enterprises have their own established event planning teams.

Our company plans to concentrate on team-building corporate events, offering various sorts of scripts for outdoor corporate retreats, as well as for indoor corporate parties. We anticipate that adventurous services we offer to unite co-workers and to build a strong team will attract customers. We intend to offer a great variety of activities acceptable for most ages, and suitable for people of average physical conditions, such as RPGs (role-play games), Treasure Hunt games, outdoor quests, sport competitions or any other sorts of outdoor activities, as well as quizzes, indoor quests (known as quests of a closed room) and many other different indoor activities. Taking into consideration our clients requirements, our company may provide event scripts which may combine several activities in a single event. Depending on the customer’s demand, corporate parties with music performers to follow the corporate retreat can be offered.  In addition to the planning of the events, our company plans to offer hosting events as well, for which we intend employ entertainers, MCs or hosts of our own. Which also means organizing those parties and decorating are the duties of our company. We believe that it’s cost effective for small and medium-sized business to work with our company, because once they have their event properly planned, they won’t be troubled to search another third party to carry the plan out. Within the process of the business development we may think of additional services, such as lodging/ accommodation at our premises, catering, transferring by transport to the location of the event. If the client company wishes so, we also intend to provide filming, or photographic shooting of the events we conduct, to be distributed on DVDs among employees of the client company, and to be used later for advertizing purposes as well. We plan to post the edited video snippets and photos to our website, which we anticipate to be one of the key elements in attracting customers’ interest and advertising our services. Providing feature of having an account on our website, belonging to a company we intend to grant our loyal customers with discounts and special offers, and to distribute advertising prospects along with the update information regarding our services.

Clients

Our company is providing services to corporate customers only. The corporate customer is a company that contracts with our company to plan and typically host an event for the company. We anticipate that small and medium-sized corporations will be turning to our company to plan the events.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on July 12, 2015 to April 30, 2016.  As of April 30, 2016, we had total assets of $23,207 and total liabilities of $2,172.  Since our inception to April 30, 2016, we have accumulated a deficit of $4,665. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended April 30, 2016

Our net loss for the three month period ended April 30, 2016 was $3,049. During the three month period ended April 30, 2016, we have generated revenue of $1,500.

The weighted average number of shares outstanding was 10,115,444 for the Three month period ended April 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016, our total assets were $23,207 compared to $10,556 in total assets at January 31, 2016. As of April 30, 2016 our total assets were comprised of $20, 457 in cash, $2,500 in equipment and $250 in prepaid rent.

As of April 30, 2016, our current liabilities were $2,172. Current liabilities were comprised of $2,172 in payable to related party.

Stockholders’ equity was $8,384 as of January 31, 2016 compared $21,035 as of April 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2016, net cash flows used in operating activities was $2,799 consisting of a net loss of $3,049 and decrease in prepaid expenses of $250.

Cash Flows from Investing Activities

For the three month period ended April 30, 2016 net cash flows used in investing activities was $2,500.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended April 30, 2016, net cash provided by financing activities was $15,700, received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

12 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETELMAN CORP.
Dated: June 6, 2016	By: /s/ Mark Gitelman
Mark Gitelman, President

13 | Page