Form 10-Q/A
period 2016-07-31
GETELMAN CORP.
filed 2016-11-01
CIK 1658305

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 1, 2016
Common Stock, $0.001	12,570,000

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

101.INS  XBRL Instance Document  *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETELMAN CORP.
Dated: November 1, 2016	By: /s/ Mark Gitelman
Mark Gitelman, President

13 | Page