Form 10-Q
period 2016-10-31
GETELMAN CORP.
filed 2016-12-06
CIK 1658305

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 6, 2016
Common Stock, $0.001	12,570,000

2 | Page

3 | Page

Balance Sheets

ASSETS
	October 31, 2016 (Unaudited)	January 31, 2016

CURRENT ASSETS

Cash and cash equivalents	$19,097	$ 10,056
Prepaid Rent	250	500

Total Current Assets	19,347	10,556

Non-current Assets	2,084	-

TOTAL ASSETS	$21,431	$ 10,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payable	2,172	2,172

Total Current Liabilities	2,172	2,172

Long-term notes payable	-	-

TOTAL LIABILITIES	2,172	2,172

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized,
12,570,000 issued and outstanding (10,000,000 issued and outstanding as of January 31, 2016)	12,570	10,000
Additional paid-in-capital	23,130
Accumulated deficit	(16,441)	(1,616)

Total Stockholders' Equity	19,259	8,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,431	$ 10,556

The accompanying notes are an integral part of these financial statements.

4 | Page

Statements of Operations – For the three and nine month period ended October 31, 2016 and for the period from July 12, 2015 (Inception) to October 31, 2015

	Three months period ended October 31, 2016 (Unaudited)	Three months period ended October 31, 2015 (Unaudited)	Nine months period ended October 31, 2016 (Unaudited)	For the period from July 12, 2015 (Inception) to October 31, 2015

REVENUES	$-	$ -	$ 1,500	$ -

OPERATING EXPENSES

General and administrative	9,548	-	16,325	822

Total Operating Expenses	9,548	-	16,325	822

Net Operating Loss	(9,548)	-	(14,825)	(822)

NET LOSS	$(9,548)	$ -	$ (14,825)	$ (822)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$ -	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,570,000	-	12,364,021	-

The accompanying notes are an integral part of these financial statements

5 | Page

Statements Of Cash Flows – – For the nine month period ended October 31, 2016 and for the period from July 12, 2015 (Inception) to October 31, 2015

	Nine months period ended October 31, 2016 (Unaudited)	For the period from July 12, 2015 (Inception) to October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,825)	$(822)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	416	-
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	250	-
Increase / (decrease) in accounts payable	-	-
Increase/ (decrease) in accrued liabilities	-	-

Net cash used in operating activities	(14,159)	(822)

Cash flows used in investing activities
Purchase of property and equipment	(2,500)	-
Net cash (used in) provided by investing activities	(2,500)	-

Cash flows provided by financing activities
Cash proceeds from sale of common stock	25,700	-
Payments/(Advances) on cash advances from related party	-	822

Net cash provided by financing activities	25,700	822

Net change in cash	9,041	0
Cash at beginning of period	10,056	0

Cash at end of period	$19,097	$0

The accompanying notes are an integral part of these financial statements.

6 | Page

GETELMAN CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED OCTOBER 31, 2016

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (July 12, 2015) to October 31, 2016 of $16,441. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended October 31, 2016.

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

Stock-Based Compensation

As of October 31, 2016, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

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

Since July 12, 2015 (Inception) through October 31, 2016, the Company’s sole officer and director loaned the Company $2,172 to pay for incorporation costs and operating expenses.  As of October 31, 2016, the amount outstanding was $2,172. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of October 31, 2016 the Company had net operating loss carry forwards of $16,441 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on July 12, 2015 to October 31, 2016.  As of October 31, 2016, we had total assets of $21,431 and total liabilities of $2,172.  Since our inception to October 31, 2016, we have accumulated a deficit of $16,441. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended October 31, 2016 compared to the Three Month Period Ended October 31, 2015

Our net loss for the three month period ended October 31, 2016 was $9,548 compared to $0 for the three month period ended October 31, 2015.

The weighted average number of shares outstanding was 12,570,000 for the three month period ended October 31, 2016.

Nine Month Period Ended October 31, 2016

Our net loss for the nine month period ended October 31, 2016 was $14,825 compared to $822 for the period from Inception (July 12, 2015) to October 31, 2015. During the nine month period ended October 31, 2016, we have generated revenue of $1,500.

The weighted average number of shares outstanding was 12,362,021 for the Nine month period ended October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, our total assets were $21,431 compared to $10,556 in total assets at January 31, 2016. As of October 31, 2016 our total assets were comprised of $19,097 in cash, $2,084 in equipment and $250 in prepaid expenses.

As of October 31, 2016, our current liabilities were $2,172. Current liabilities were comprised of $2,172 in payable to related party.

Stockholders’ equity was $8,384 as of January 31, 2016 compared $19,259 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2016, net cash flows used in operating activities was $14,159 consisting of a net loss of $14,825, depreciation expenses  of $416 and decrease in prepaid expenses of $250.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2016 net cash flows used in investing activities was $2,500.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2016, net cash provided by financing activities was $25,700, received from proceeds from issuance of common stock.

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

GETELMAN CORP.
Dated: December 6, 2016	By: /s/ Mark Gitelman
Mark Gitelman, President

13 | Page