Form 10-K
period 2017-01-31
GETELMAN CORP.
filed 2017-03-03
CIK 1658305

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 3, 2017, the registrant had 12,570,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 3, 2017.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

  Business

Our company prepares to offer event planning for the corporate market. We plan to target medium and small companies, which we refer to as clients or customers, as in most cases big enterprises have their own established event planning teams.

Our company plans to concentrate on team-building corporate events, offering various sorts of scripts for outdoor corporate retreats, as well as for indoor corporate parties. We anticipate that adventurous services we offer to unite co-workers and to build a strong team will attract customers. We intend to offer a great variety of activities acceptable for most ages, and suitable for people of average physical conditions, such as RPGs (role-play games), Treasure Hunt games, outdoor quests, sport competitions or any other sorts of outdoor activities, as well as quizzes, indoor quests (known as quests of a closed room) and many other different indoor activities. Taking into consideration our clients requirements, our company may provide event scripts which may combine several activities in a single event. Depending on the customer’s demand, corporate parties with music performers to follow the corporate retreat can be offered.  In addition to the planning of the events, our company plans to offer hosting events as well, for which we intend employ entertainers, MCs or hosts of our own. Which also means organizing those parties and decorating are the duties of our company. We believe that it’s cost effective for small and medium-sized business to work with our company, because once they have their event properly planned, they won’t be troubled to search another third party to carry the plan out. Within the process of the business development we may think of additional services, such as lodging/ accommodation at our premises, catering, transferring by transport to the location of the event. If the client company wishes so, we also intend to provide filming, or photographic shooting of the events we conduct, to be distributed on DVDs among employees of the client company, and to be used later for advertising purposes as well. We plan to post the edited video snippets and photos to our website, which we anticipate to be one of the key elements in attracting customers’ interest and advertising our services. Providing feature of having an account on our website, belonging to a company we intend to grant our loyal customers with discounts and special offers, and to distribute advertising prospects along with the update information regarding our services.

Clients

Our company is providing services to corporate customers only. The corporate customer is a company that contracts with our company to plan and typically host an event for the company. We anticipate that small and medium-sized corporations will be turning to our company to plan the events.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties.

4 | Page

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 3, 2017, the 12,570,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

5 | Page

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

FISCAL YEAR ENDED JANUARY 31, 2017 COMPARED TO THE PERIOD FROM INCEPTION (JULY 12, 2015) TO JANUARY 31, 2016

Revenue

During fiscal years ended January 31, 2017, the Company generated $1,500 in revenue.

Operating Expenses

During the fiscal year ended January 31, 2017, we incurred total expenses of $30,496 compared to $1,616 during the period from Inception (July 12, 2015) to January 31, 2016. Total expenses during the fiscal year ended January 31, 2017 were comprised of $5,940 in accounting and legal expenses, amortization expenses of $624, bank charges of $403(2016: $26), DTC eligibility fees of $12,000, OTCQB Venture market application fees of $2,500, rent expenses of $2,500 (2016: $750), transfer agent fees  of $5,830  and $699 in miscellaneous expenses (2016: $840).

The increase between the two periods was due to the increased scale and scope of our business operations.

Net Losses

Our net loss for the fiscal year ended January 31, 2017 was $28,996 compared to a net loss of $1,616 for the period from Inception (July 12, 2015) to January 31, 2016 due to the factors described above.

6 | Page

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2017

As of January 31, 2017, our current assets were $14,884 comprising of $4,884 in cash and  $10,000 in prepaid expenses and. We had $1,876 in equipment. Our total assets were $16,760. Our current liabilities were $11,672 comprising entirely of an advance form related party. Stockholders’ equity was $5,088 as of January 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended January 31, 2017 and for the period from Inception (July 12, 2015) to January 31, 2016, net cash flows used in operating activities were $37,872 and $2,116 respectively.

Cash Flows from Investing Activities

For the fiscal year ended January 31, 2017 and for the period from Inception (July 12, 2015) to January 31, 2016 cash flow used in investing activities were $2,500 and $0 respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from a shareholder.  For the fiscal year ended January 31, 2017 and for the period from Inception (July 12, 2015) to January 31, 2016, net cash flows from investing activities were $35,200 and $12,172 respectively. For the fiscal year ended January 31, 2017, $25,700 was received from proceeds from the sale of shares of our common stock and $9,500 from proceeds from loans from a related party. For the period from Inception (July 12, 2015) to January 31, 2016, $10,000 was received from proceeds from the sale of shares of our common stock and $2,172 was received by way of loan from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

7 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2017 and January 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

Pinaki & Associates LLC

Certified Public Accountants

 625 Barksdale Rd., Ste# 113 Newark, DE  19711

 Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Getelman Corp.

2235 E. Flamingo Rd.,

Suite 355 Las Vegas, NV 89119

We have audited the accompanying consolidated balance sheets of Getelman Corp. as of January 31, 2017 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended January 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Getelman Corp. as of January 31, 2017 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC

Newark, DE

March 3, 2017

9 | Page

Balance Sheets

ASSETS (AUDITED)
	Janauary 31, 2017	January 31, 2016

CURRENT ASSETS

Cash and cash equivalents	$4,884	$10,056
Prepaid Expenses	10,000	500

Total Current Assets	14,884	10,556

Non-current Assets	1,876	-

TOTAL ASSETS	$16,760	$10,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Related party payable	11,672	2,172

Total Current Liabilities	11,672	2,172

Long-term notes payable	-	-

TOTAL LIABILITIES	11,672	2,172

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized,
12,570,000 issued and outstanding (10,000,000 issued and outstanding as of January 31, 2016)	12,570	10,000
Additional paid-in-capital	23,130
Accumulated deficit	(30,612)	(1,616)

Total Stockholders' Equity	5,088	8,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,760	$10,556

The accompanying notes are an integral part of these financial statements.

10 | Page

Statements of Operations

(AUDITED)

	For the year ended January 31, 2017	For the period from Inception (July 12, 2015) to January 31, 2016

REVENUES	$ 1,500	$ -

OPERATING EXPENSES

General and administrative	30,496	1,616

Total Operating Expenses	30,496	1,616

Net Operating Loss	(28,996)	(1,616)

NET LOSS	$ (28,996)	$ (1,616)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,862,868	1,029,411

The accompanying notes are an integral part of these financial statements

11 | Page

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (JULY 12, 2015) to JANUARY 31, 2017 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances at July 12, 2015, Inception	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on January 11, 2016	10,000,000	10,000	-	-	10,000
Net loss for the year	-	-	-	(1,616)	(1,616)
Balances as of January 31, 2017	10,000,000	10,000	-	(1,616)	8,384
Common Shares issued for cash at $0.01 per share	2,570,000	2,570	23,130	-	25,700
Net loss for the year				(28,996)	(28,996)
Balances as of January 31, 2017	12,570,000	12,570	$ 23,130	$ (30,612)	$ 5,088

The accompanying notes are an integral part of these financial statements.

12 | Page

Statements Of Cash Flows

(AUDITED)

	For the year ended January 31, 2017	For the period from Inception (July 12, 2015) to January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,996)	$(1,616)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	624	-
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	(9,500)	(500)
Increase / (decrease) in accounts payable	-	-
Increase/ (decrease) in accrued liabilities	-	-

Net cash used in operating activities	(37,872)	(2,116)

Cash flows used in investing activities
Purchase of property and equipment	(2,500)	-
Net cash (used in) provided by investing activities	(2,500)	-

Cash flows provided by financing activities
Cash proceeds from sale of common stock	25,700	10,000
Payments/(Advances) on cash advances from related party	9,500	2,172

Net cash provided by financing activities	35,200	12,172

Net change in cash	(5,172)	10,056
Cash at beginning of period	10,056	0

Cash at end of period	$4,884	$10,056

The accompanying notes are an integral part of these financial statements.

13 | Page

GETELMAN CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GETELMAN CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 12, 2015.

The Company intends to commence operations in corporate event planning. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted January 31 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (July 12, 2015) to January 31, 2017 of $30,612. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

14 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended January 31, 2017.

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

Stock-Based Compensation

As of January 31, 2017 , the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from January 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

15 | Page

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

Since July 12, 2015 (Inception) through January 31, 2017 , the Company’s sole officer and director loaned the Company $11,672 to pay for incorporation costs and operating expenses.  As of January 31, 2017 , the amount outstanding was $11,672. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of January 31, 2017 the Company had net operating loss carry forwards of $30,612 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our management concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The Company had no audit committee Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Mark Gitelman 2235 E. Flamingo Rd., Suite 355, Las Vegas, NV 89119	37	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

17 | Page

Mark Gitelman has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 12, 2015. Mr. Gitelman owns 79.55% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Gitelman was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Gitelman graduated from Berlin University of the Arts in 2004 as Master of Event Management. Since 2004 till 2009 he worked as a business consultant in “BisCeGen Training and Coaching”, LLC. Since 2009 he has been working as the freelance business consultant, business coach and event manager. We believe that Mr. Gitelman’s specific experience, qualifications and skills will enable to develop our business.

18 | Page

During the past ten years, Mr. Gitelman has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Gitelman was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Gitelman’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on July 12, 2015 to January 31, 2017.

19 | Page

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Mark Gitelman, President, Secretary and Treasurer	July 12, 2015 to January 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of January 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2017 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Mark Gitelman 2235 E. Flamingo Rd., Suite 355, Las Vegas, NV 89119	10,000,000 shares of common stock	79.55%

The percent of class is based on 12,570,000 shares of common stock issued and outstanding as of the date of this annual report.

20 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended January 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000.

During the period since July 12, 2015 to January 31, 2017, a director loaned the Company $11,672.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended January 31, 2017, we incurred approximately $3,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

      Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

21 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETELMAN CORP.
Dated: March 3, 2017	By: /s/ Mark Gitelman
Mark Gitelman, President, Principal Executive and Financial and Accounting Officer

22 | Page